Form 10-Q
period 1996-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-B LTD
filed 1996-11-12
CIK 854302

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to ___________________
                       Commission File number 33-15998-05


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

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                                                  PAGE


      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1996 and December 31, 1995                                                         3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1996 and 1995                             4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995                                             5

            Notes to Financial Statements                                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                           8

PART II.    OTHER INFORMATION                                                                                      10


SIGNATURES                                                                                                         11

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-B, LTD.
                                 BALANCE SHEETS


                                                                                         September 30,        December 31,
                                                                                             1996                 1995
                                                                                       ---------------     ----------------
                                                                                          (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       75,341       $        1,343
              Nonoperating interests income receivable                                        163,292              130,160
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       238,633              131,503
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,777,025            3,839,958
         Less-Accumulated amortization                                                     (2,146,639)          (1,969,478)
                                                                                       ---------------     ----------------
                                                                                            1,630,386            1,870,480
                                                                                       ---------------     ----------------
                                                                                       $    1,869,019       $    2,001,983
                                                                                       ===============     ================

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to property capital costs                                $        5,457       $      201,068
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  1,863,562            1,800,915
                                                                                       ---------------     ----------------
                                                                                       $    1,869,019       $    2,001,983
                                                                                       ==============       ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                              ---------------------------------  ---------------------------------
                                                    1996             1995             1996              1995
                                              ---------------  ----------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $       146,164   $        59,864  $       482,152   $       229,950
   Interest income                                        260                19              325                43
                                              ---------------   ---------------  ---------------   ---------------
                                                      146,424            59,883          482,477           229,993
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        55,650            52,266          177,161           183,500
   General and administrative                          16,372            23,546           49,780            57,498
                                              ---------------   ---------------  ---------------   ---------------
                                                       72,022            75,812          226,941           240,998
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        74,402   $       (15,929) $       255,536   $       (11,005)
                                              ===============   ===============  ===============   ===============

Limited Partners' net income (loss)
   per unit                                   $          1.87   $          (.40) $          6.42   $          (.28)
                                              ===============   ===============  ===============   ===============



                 See accompanying note to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                ----------------------------------------
                                                                                       1996                    1995
                                                                                --------------         -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      255,536          $       (11,005)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     177,161                  183,500
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income
          receivable                                                                   (33,132)                   7,117
        Increase (decrease) in accounts payable
          and accrued liabilities                                                           --                   (9,697)
                                                                                ---------------         ----------------
               Net cash provided by (used in) operating activities                     399,565                  169,915
                                                                                ---------------         ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil
      and gas properties                                                               (94,439)                 (61,500)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                                        157,372                    6,857
    Payable related to property captial costs                                         (195,611)                   4,539
                                                                                ---------------         ----------------
               Net cash provided by (used in) investing activities                    (132,678)                 (50,104)
                                                                                ---------------         ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (192,889)                (119,769)
                                                                                ---------------         ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    73,998                       42
                                                                                ---------------         ----------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,343                    1,270
                                                                                ---------------         ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       75,341          $         1,312
                                                                                ==============          ================
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $        2,273          $         4,983
                                                                                ==============          ================



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1995 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                  The Partnership computes the provision for amortization of oil and gas properties on the units-of-production method. Under this method, the provision is calculated by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated proved oil and gas reserves at the beginning of the period.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30, 1996 and 1995

      Income from nonoperating interests increased 144 percent in the current quarter of 1996 when compared to the third quarter in 1995. Oil and gas sales increased $86,819 or 75 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 81 percent or $1.28/MCF and in oil prices of 39 percent or $5.89/BBL had a significant impact on partnership performance. Also, current quarter gas and oil production increased 25 percent and 7 percent, respectively, when compared to third quarter 1995 production volumes, further contributing to increased revenues.

      Associated amortization expense increased 15 percent or $7,234.

      The Partnership recorded an additional provision in amortization in the third quarter of 1995 for $3,850 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                           SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1996 and 1995

      Income from nonoperating interests increased 110 percent in the current period of 1996 when compared to the corresponding period in 1995. Oil and gas sales increased $203,776 or 46 percent in the first nine months of 1996 over the corresponding period in 1995. An increase in gas prices of 64 percent or $1.02/MCF and in oil prices of 24 percent or $3.72/BBL were major contributing factors to the increased revenues for the period. Also, current period oil production increased 16 percent when compared to the corresponding period in 1995, further contributing to the increased revenues.

      Associated amortization expense decreased a slight 1 percent or $2,489.

      The Partnership recorded an additional provision in amortization in the first nine months of 1995 for $3,850 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                               SWIFT ENERGY MANAGED PENSION
                                               ASSETS PARTNERSHIP 1989-B, LTD.
                                               (Registrant)

                                    By:        SWIFT ENERGY COMPANY
                                               Managing General Partner


Date:  November 6, 1996             By:        /s/ John R. Alden
       ----------------                        --------------------------------
                                               John R. Alden
                                               Senior Vice President, Secretary
                                               and Principal Financial Officer

Date:  November 6, 1996             By:        /s/ Alton D. Heckaman, Jr.
       ----------------                        --------------------------------
                                               Alton D. Heckaman, Jr.
                                               Vice President, Controller
                                               and Principal Accounting Officer