Form 10-Q
period 1997-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-B LTD
filed 1997-11-12
CIK 854302

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______________________ to ____________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                    PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                  3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996      4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                      5

      Notes to Financial Statements                                                   6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                    9

PART II.    OTHER INFORMATION                                                        11


SIGNATURES                                                                           12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-B, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      112,960       $      142,628
              Nonoperating interests income receivable                                        160,838              251,357
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       273,798              393,985
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,763,480            3,730,569
         Less-Accumulated amortization                                                     (2,378,119)          (2,219,360)
                                                                                       ---------------     ----------------
                                                                                            1,385,361            1,511,209
                                                                                       ---------------     ----------------
                                                                                       $    1,659,159       $    1,905,194
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        4,980       $        8,915
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  1,654,179            1,896,279
                                                                                       ---------------     ----------------
                                                                                       $    1,659,159       $    1,905,194
                                                                                       ===============     ================



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months Ended                  Nine Months Ended
                                                        September 30,                     September 30,
                                              ---------------------------------  ---------------------------------
                                                    1997             1996             1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $       121,481   $       146,164  $       378,280   $       482,152
   Interest income                                      1,309               260            4,537               325
                                              ---------------   ---------------  ---------------   ---------------
                                                      122,790           146,424          382,817           482,477
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        53,495            55,650          158,759           177,161
   General and administrative                          14,939            16,372           59,912            49,780
                                              ---------------   ---------------  ---------------   ---------------
                                                       68,434            72,022          218,671           226,941
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        54,356   $        74,402  $       164,146   $       255,536
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          1.36   $          1.87  $          4.12   $          6.42
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                     1997                     1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      164,146          $       255,536
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     158,759                  177,161
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 31,505                  (33,132)
        (Increase) decrease in other current assets                                     59,014                       --
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     413,424                  399,565
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (35,051)                 (94,439)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                                          2,140                  157,372
    Increase (decrease) in payable related to excess costs                              (3,935)                (195,611)
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     (36,846)                (132,678)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (406,246)                (192,889)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (29,668)                  73,998
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       142,628                    1,343
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      112,960          $        75,341
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $         2,273
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

     Income from nonoperating interests decreased 17 percent in the current quarter of 1997 when compared to the third quarter in 1996. Oil and gas sales declined $27,850 or 14 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil prices. A decline of 16 percent or $.45/MCF in gas prices and 14 percent or $2.89/BBL in oil prices had a significant impact on partnership performance. Also, current quarter gas production declined 10 percent when compared to third quarter 1996 gas production, further contributing to decreased revenues.

      Associated amortization expense decreased 4 percent or $2,155.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

     Income from nonoperating interests decreased 22 percent in the current period of 1997 when compared to the corresponding period in 1996. Oil and gas sales decreased $96,278 or 15 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 18 percent in gas production and 13 percent in oil production were major contributing factors to the decreased revenues for the period. Decreased oil prices of 2 percent or $.31/BBL further contributed to the decreased revenues.

      Associated amortization expense declined 10 percent or $18,402.

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


                                        SWIFT ENERGY MANAGED PENSION
                                        ASSETS PARTNERSHIP 1989-B, LTD.
                                        (Registrant)

                             By:        SWIFT ENERGY COMPANY
                                        Managing General Partner


Date:  November 4, 1997      By:        /s/ John R. Alden
       ----------------                 ---------------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:  November 4, 1997      By:        /s/ Alton D. Heckaman, Jr.
       ----------------                 ---------------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer