Form 10-Q
period 1999-03-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-B LTD
filed 1999-05-11
CIK 854302

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                        PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1999 and December 31, 1998                    3

            Statements of Operations

                - Three month periods ended March 31, 1999 and 1998       4

            Statements of Cash Flows

                - Three month periods ended March 31, 1999 and 1998       5

            Notes to Financial Statements                                 6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 10

PART II.    OTHER INFORMATION                                            11


SIGNATURES                                                               12

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-B, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,           December 31,
                                                                                            1999                  1998
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,536       $        1,530
              Nonoperating interests income receivable                                         56,239               56,576
                                                                                       ---------------      ---------------
                  Total Current Assets                                                         57,775               58,106
                                                                                       ---------------      ---------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,804,788            3,900,701
         Less-Accumulated amortization                                                     (3,048,771)          (2,998,631)
                                                                                       ---------------      ---------------
                                                                                              756,017              902,070
                                                                                       ---------------      ---------------
                                                                                       $      813,792       $      960,176
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       63,287       $      197,225
                                                                                       ---------------      ---------------

         Limited Partners' Capital (39,830.64 Limited Partnership Units;
                                   $100 per unit)                                             734,155              755,567
         General Partners' Capital                                                             16,350                7,384
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                     750,505              762,951
                                                                                       ---------------      ---------------
                                                                                       $      813,792       $      960,176
                                                                                       ===============      ===============

                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                      1999               1998
                                                                                 --------------    ---------------
         REVENUES:
             Income from nonoperating interests                                  $        91,562   $        79,974
             Interest income                                                                  73               258
                                                                                 ---------------   ---------------
                                                                                          91,635            80,232
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                 50,140            49,410
             General and administrative                                                   22,860            16,212
                                                                                 ---------------   ---------------
                                                                                          73,000            65,622
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        18,635   $        14,610
                                                                                 ===============   ===============

         Limited Partners' net income (loss)
             per unit

         March 31, 1999                       $           .21
                                                 ============
         March 31, 1998                       $           .37
                                                 ============

                 See accompanying note to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                ---------------------------------------
                                                                                       1999                  1998
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $         18,635        $        14,610
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        50,140                 49,410
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                      337                 54,253
        Increase (decrease) in accounts payable                                         (133,938)                    25
                                                                                  --------------         --------------
               Net cash provided by (used in) operating activities                       (64,826)               118,298
                                                                                  --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests in oil and gas properties                     (1,803)               (27,089)
        Proceeds from sale of nonoperating interests in oil and gas properties            97,716                     --
                                                                                  --------------         --------------
               Net cash provided by (used in) investing activities                        95,913                (27,089)
                                                                                  --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash distributions to partners                                                     (31,081)              (157,594)
                                                                                  --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           6                (66,385)
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,530                 67,645
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $          1,536        $         1,260
                                                                                  ==============         ==============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1998 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by (used in) operating activities totaled $(64,826) and $118,298 for the three months ended March 31, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by proceeds from the sale of nonoperating interests in properties totaled $97,716 for the three months ended March 31, 1999. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $31,081 and $157,594 for the three months ended March 31, 1999 and 1998, respectively.

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

RESULTS OF OPERATIONS

      Income from nonoperating interests increased 14 percent in the first quarter of 1999 when compared to the same quarter in 1998. Oil and gas sales increased $5,334 or 4 percent in the first quarter of 1999 when compared to the corresponding quarter in 1998, primarily due to the release of suspended gas revenue from a non-operated well in Arkansas. Current quarter gas production increased 47 percent as a result of the released gas revenue, while oil production declined 30 percent when compared to first quarter 1998 production volumes. The sale of the Caprito field in Texas in February 1999, had an impact on oil production for the quarter. Gas and oil prices remained flat at an average $1.97/MCF for gas and $12.71/BBL for oil for the quarter.

      Corresponding production costs per equivalent MCF decreased 29 percent in the first quarter of 1999 compared to the first quarter of 1998 as total production costs decreased 21 percent, relating to the property sales in the current quarter.

      Total amortization expense increased 1 percent or $730 in 1999 compared to first quarter 1998.

      Partnership payout occurred as of January 1,1998. During 1999, partnership revenues and costs will be shared between the limited partners and general partners in an 85:15 ratio.

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


Date:     May 5, 1999             By:        /s/ John R. Alden
          -----------                        ----------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

Date:     May 5, 1999             By:        /s/ Alton D. Heckaman, Jr.
          -----------                        ----------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer